Form 10KSB
period 2002-12-31
CENTRO SERVICES INC
filed 2003-03-31
CIK 1177250

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the period from December 31, 2001 to December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT OF 1934

     For the transition period from ___________ to __________

                       COMMISSION FILE NUMBER: 000-49924

                              CENTRO SERVICES INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                   880513395
-------------------------------           -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

         2602 - 1111 Beach Ave. Vancouver, BC Canada    V6E 1T9
         -------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

                                 (604) 608-4226
                          -----------------------------

                         (Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)
                                      N/A

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer had no revenues for the fiscal year ended December 31, 2002.

Of the 4,526,000 shares of voting stock of the registrant issued and outstanding as of March 26, 2003, 26,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

                           FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                              CENTRO SERVICES INC.

                               TABLE OF CONTENTS

PART I

Item
Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II

Item 5     Market for Common Equity and Related Stockholder Matters
Item 6     Management's Discussion and Analysis or Plan of Operation
Item 7     Financial Statements
Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on Form 8-K
Item 14    Controls and Procedures

                           Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate" "intend," "could," "estimate," or "continue,"
or the negative or  other variations of these terms or comparable terms.    Our
actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and include elsewhere in this report.


                                     PART I

Item 1.     Description of Business

Company History and Business

HISTORY AND ORGANIZATION
------------------------
Centro Services Inc. ("Centro") was organized under the laws of
the State of Nevada on November 21, 2001.    Centro was
incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

Centro was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "target company"). Centro will not restrict its search to any specific business, industry or geographical location.

Centro does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with money in Centro's treasury or loaned to Centro by management.

Although Centro was under no obligation to do so, it has voluntarily filed a Form 10SB registration statement because it believes that it can better facilitate its business goals if it is a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act"). Centro intends to proceed as an electronic filer when filing reports under the Exchange Act and, as a result, the public will in the future be able to access these reports on the SEC's EDGAR website which contains reports, proxy and information statements and other information for reporting issuers. The address of the SEC's website is www.sec.gov. Annual proxy information sent to shareholders prior to annual meetings of shareholders will include financial statements for Centro.

PROPOSED BUSINESS
-----------------
Centro will seek to locate and acquire a target company which, in the opinion of Centro's management (sometimes referred to as the "Management"), offers long term growth potential. Centro will not restrict its search to any specific business, industry or geographical location. Centro may seek to acquire a target company which has just commenced operations, or which works to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

There are certain perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include the following:

  - the ability to use registered securities to make acquisitions of assets or businesses;
  -  increased visibility in the financial community;
  -  the facilitation of borrowing from financial institutions;
  -  improved trading efficiency;
  -  shareholder liquidity;
  -  greater ease in subsequently raising capital;
  -  compensation of key employees through stock options;
  -  enhanced corporate image;
  -  a presence in the United States capital market.

A target company, if any, which may be interested in a business combination with Centro may include the following:

  - a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
  - company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
  - a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
  - a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
  - a foreign company which may wish an initial entry into the United States securities market;
  - a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
  - a company seeking one or more of the other perceived benefits of becoming a public company.

There is no assurance that Centro will be able to effect an acquisition of a target company. In addition, at this time, no specifics as to an acquisition or as to the nature of the target company can be provided.

Item 2.     Description of Property

Centro does not have any physical property. Centro does not lease any office premises but has as its principal executive offices the offices of one of its directors, Keith Attoe.

Item 3.     Legal Proceedings

Centro is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.     Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the period from January 1, 2003 to December 31, 2002 save and except for matters put to security holders in the normal course of business such as nomination of directors and appointment of auditors.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market for Common Stock
-----------------------
There is no public trading market for Centro's common shares in the United States or elsewhere at this time.

Holders of Common Stock
-----------------------
On December 31, 2002, there were 26 holders of record of our common stock and 4,526,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 26 registered shareholders at December 31, 2002.

There are no outstanding options or warrants to purchase, or securities convertible into Centro's common stock.

Dividends
---------
Centro has not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities
---------------------------------------
Centro has sold a total of 4,500,000 shares Mr. Gerry
Racicot and Mr. Keith Attoe, directors of the Company, in sales which, because the directors are not member of the public, did not involve a public offering. These sales of unregistered securities were undertaken pursuant to Section
5 of the 1933 Securities Act.

Centro has sold a total of 26,000 shares to 26 persons resident outside of the United States under Regulation S.
All of the persons who purchased these shares are residents of Canada and have been advised that:

  - the Articles of Centro restrict the transfer of their shares;
  -  the shares have not been registered under the Securities
     Act of 1933; and
  - the shares may not be offered or resold in the United States unless registered under the 1933 Act and the securities laws of all applicable states of the United States or an exemption from such registration requirements (such as Regulation S or Rule 144) is available.

All persons who purchased stock represented to Centro in writing that they were purchasing the shares for investment only and for their own account and not with a view to resale or distribution thereof, except in accordance with applicable securities laws.

All of the certificates representing the 4,526,000 shares of common stock have been legended with a resale restriction legend indicating that the shares may not be eligible for resale in the United States unless first registered under the Securities Act of 1934 or unless an exemption from such registration (such as Rule 144 or another exemption) is available.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Centro's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause
Centro's actual results to differ materially from such statements.

Critical Accounting Policies
----------------------------
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Results of Operations
---------------------
Since incorporation in the state of Nevada on November 21, 2001, Centro has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

On July 17, 2002 Centro completed a Form 10SB registration with the United States Securities and Exchange Commission.
As such Centro is subject to the regulations governing reporting issuers in the United States.

For the period January 1, 2003 to December 31, 2002 Centro incurred general and administrative expenses of $312 of which $349 represented professional fees. As this is the first full period there are no comparable expenses.

For the period January 1, 2003 to December 31, 2002 Centro had a net loss of $312 or $0.00 cents per share, using
4,526,000 shares as the weighted average common shares outstanding during the period.

Liquidity and Capital Resources
-------------------------------
During the period January 1, 2002 to December 31, 2002
Centro used $312 in cash from operating activities. During this period Centro received $4,526 from proceeds on the sale of common stock and $0 in advances from related parties. As at December 31, 2002 Centro had $2,132 cash in the bank.

Centro does not currently engage in any business activities that provide any cash flow. Centro is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

New Accounting Pronouncements
-----------------------------
In July 2001, SFAS No. 141, Business Combinations and SFAS
No. 142, Goodwill and Other Intangible Assets were issued.
SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.
SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, Centro has not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. The new guidance resolves significant implementation issues related to SFAS No. 121, but it retains its fundamental provisions.
It also amends Accounting Research Bulletin No. 51,
Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows an exceeds its fair value.

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on Centro's financial statements.

Item 7.     Financial Statements

The audited Consolidated Financial Statements for the period ended December 31, 2002 are included in this Form
10-KSB beginning on page F-1 following the signature page.

Item 8.     Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

From Centro's inception to the present, there were no disagreements with Centro's accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item
304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred from the date of Centro's inception to the present.

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of Centro. There are no persons which have acted as a promoter, controlling person, or significant employee of Centro other than as disclosed below.

Name              Position               Ages   Date Elected*1*2
--------------------------------------------------------------------------
Gerry Racicot     Director, President    52     January 3, 2002 to present

Keith Attoe       Director, Treasurer    52     January 3, 2002 to present


1. Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.
2. The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and By-Laws of Centro.

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Mr. Gerry Racicot - Mr. Racicot, age 52, brings to the Company experience in the management of public companies. Mr. Racicot is also Director and President of Eiger Technology Inc., a Company which is now listed on the TSE Toronto Stock Exchange. Mr. Racicot, through a merger and acquisition strategy, has (together with Keith Attoe) built Eiger Technology Inc. from a small manufacturing company to a diversified technology company with over $57 million in revenues in fiscal 2000.


Mr. Keith Attoe - Mr. Attoe, age 52, has a background in financial and business management and advisory services. He has served in executive roles with a number of companies and is also currently
CFO of Eiger Technology Inc. (a US reporting issuer traded on the TSE Toronto Stock Exchange), a director of Newlook Industries Corp. (an issuer traded on the TSX Venture Exchange) and a director of K-Tronik International Corp. (a company engaged in the manufacturing and distribution of electronic lighting ballasts and other products. He is a chartered accountant and has a Bachelors degree in Business Administration from the University of New Brunswick, St. Johns Canada.

The directors and officers of Centro are not expected, at any time, to devote more than 50% of their time to the business of Centro.
None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10.    Executive Compensation

                           Summary Compensation Table

--------------------------------------------------------------------------------
                     Annual Compensation    Long-term compensation
--------------------------------------------------------------------------------
                                                Awards         Payouts
--------------------------------------------------------------------------------
Name and     Year   Salary   Bonus  Other   Restri-  Securities  LTIP  All other
principal             ($)     ($)   Annual  icted   Underlying   Pay   Compen-
position                           Compen-  Stock     options/   outs  sation
                                   sation  Award(s)     SARs     ($)    ($)
                                     ($)     ($)        (#)
    (a)       (b)      (c)    (d)    (e)     (f)        (g)      (h)    (i)
------------------------------------------------------------------------------
Gerry        2002      $0      0      0       0          0        0      0
Racicot      2001      $0      0      0       0          0        0      0
President,
Director

Keith        2002      $0      0      0       0          0        0      0
Attoe        2001      $0      0      0       0          0        0      0
Treasurer,
Director

(1) The term year refers to the period from January 1, 2002 to December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the
beneficial ownership of shares of Centro's common stock as
of December 31, 2002 (4,526,000 issued and outstanding) by:
(i) all stockholders known to Centro to be beneficial
owners of more than 5% of the outstanding common stock; and
(ii) all directors and executive officers of Centro, and as
a group (each person has sole voting power and sole
dispositive power as to all of the shares shown as
beneficially owned by them):


Name and Address    Position    Amount of Stock      Percentage of Class
                                Beneficially Owned
------------------------------------------------------------------------
Keith Attoe         Director,   2,250,000 common             49.7%
                    Treasurer

Gerry Racicot       Director,   2,250,000 common             49.7%
                    President

Directors and
officers as a group             4,500,000 common             99.4%


Item 12.    Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between Centro and its officers, directors, and five percent or greater shareholders, except as follows:

On January 3, 2002 Keith Attoe purchased a total of
2,276,000 common shares of the Company.

On January 3, 2002 Gerry Racicot purchased a total of
2,250,000 common shares of the Company.

Certain of the officers and directors of Centro are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors.
As a result, certain conflicts of interest may arise between Centro and its officers and directors. Centro will attempt to resolve such conflicts of interest in favor of Centro. The officers and directors of Centro are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling Centro's affairs. A shareholder may be able to institute legal action on behalf of Centro or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to Centro.

Item 13.    Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the period ended December 31, 2002.

Item 14.    Controls and Procedures

Centro has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange
Commission. In conjunction with the close of each fiscal quarter, Centro conducts a review and evaluation of the effectiveness of Centro's disclosure controls and procedures. It is the opinion of Centro's principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that Centro's disclosure controls and procedures are effective and ensure that any material information relating to Centro is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in Centro's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                  EXHIBIT INDEX

Number              Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on July 17, 2002).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on July 17, 2002).

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                              CENTRO SERVICES INC.


                              Financial Statements


                                 May 31, 2002

                          INDEPENDENT AUDITORS' REPORT

                            Monteith, Monteith & Co.
                              Chartered Accountants

Partners:                    208 ONTARIO STREET                     Principal:
ROBERT F. LIGHTFOOT, C.A.  STRATFORD, ONTARIO N5A 3H4  MERVYN T. DIETZ, C.M.A.
STEPHEN J. LANDERS, B.A., C.A. Telephone: (519) 271-6550   Fax: (519) 271-4796
ROBERT B. LIGHTFOOT, B.B.A., C.A.          e-mail: administrator@monteith.on.ca


To the directors and shareholders of
Centro Services Inc.:


We have audited the accompanying balance sheet of Centro
Services Inc. as at May 31, 2002 and the statements of
operations and accumulated deficit, and cash flows for the
period then ended.    These financial statements are the
responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2002 and the results of its operations and its cash flows for the period then ended in accordance with generally accepted accounting principles in the United States of America.

                                         "Monteith, Monteith & Co."
Stratford, Ontario                         CHARTERED ACCOUNTANTS
June 14, 2002

Statement 1
                              CENTRO SERVICES INC.
                                 BALANCE SHEETS
                         as at December 31 2002 and 2001
                                 (US Dollars)

                                     ASSETS

                                                        2002          2001
                                                        ----          ----
                                                         $             $
Current:
  Cash                                                  2,132         3,724

Long-term:
  Incorporation Costs                                   2,082         1,602
                                                      --------      --------
                                                        4,214         5,326
                                                      ========      ========

                      LIABILITIES and SHAREHOLDERS' EQUITY

Current:
  Advances from Shareholders (Note 3)                       0           800
                                                      --------      --------

Shareholders' Equity:
  Share Capital (Note 4)                                4,526         4,526
                                                      --------      --------

  Accumulated Deficit (Statement 2)                      (312)            0
                                                      --------      --------
                                                        4,214         4,526
                                                      --------      --------
                                                        4,214         5,326
                                                      ========      ========


Approved on Behalf of the Board:


"Keith Attoe"
Keith Attoe
Director







                            (See Accompanying Notes)

Statement 2

                               CENTRO SERVICES INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      for the year ended December 31, 2002
                    (with comparative figures for the period
                  from November 21, 2001 to December 31, 2001)
                                  (US Dollars)


                                                          2002          2001
                                                          ----          ----
                                                           $             $

Revenue                                                      0             0
                                                       --------       --------

Expenses:
  Bank Charges                                              63             0

  Accounting and Filing Costs                              249             0
                                                       --------       --------
                                                           312             0
                                                       --------       --------

Net Loss and Comprehensive Loss for the Period            (312)            0

Accumulated Deficit - Beginning of the Period                0             0
                                                       --------       --------

Accumulated Deficit - End of the Period (Statement 1)     (312)            0
                                                       =========      ========

Basic Net Loss per Share:                                (0.00)        (0.00)
                                                       =========      ========

Weighted Average No. of Common Shares Outstanding    4,526,000     4,526,000
                                                     =========     =========






                             (See Accompanying Notes)

Statement 3


                               CENTRO SERVICES INC.
                            STATEMENTS of CASH FLOWS
                      for the year ended December 31, 2002
                    (with comparative figures for the period
                  from November 21, 2001 to December 31, 2001)
                                  (US Dollars)



                                                          2002          2001
                                                          ----          ----
                                                           $             $


Cash Provided by (Used In) Operating Activities:
  Net Income (Loss) for the Period                      (312)              0

  Changes in Non-cash Working Capital Balances:            0               0
                                                      -------        --------
                                                        (312)              0
                                                      -------        --------

Cash Provided by (Used In) Investing Activities:
Incorporation Costs                                     (480)         (1,602)
                                                      -------        --------

Cash Provided by (Used In) Financing Activities:
  Advances (to) from Shareholders                       (800)           800
  Common Shares Issued                                     0          4,526
                                                      -------        --------
                                                        (800)         5,326
                                                      -------        --------

Net Cash Flows for the Period                         (1,592)         3,724

Cash and Cash Equivalents - Beginning of the Period    3,724              0
                                                      -------        --------

Cash and Cash Equivalents - End of the Period          2,132          3,724
                                                      =======        ========






                            (See Accompanying Notes)

                        CENTRO SERVICES INC.
                  NOTES to the FINANCIAL STATEMENTS
                            May 31, 2002

1.     Organization and Business:

Centro Services Inc. ("the Company") was incorporated in the state of Nevada on November 21, 2001. The Company has not yet commenced any active operations.

2.     Significant Accounting Policies:

(a)    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

(b)    Intangible Assets

Incorporation costs will be amortized over a period of 10 years once active operations have commenced.

(c)    Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


3.     Advances from Shareholders:

Advances from shareholders bear no interest and have no specific terms of repayment.

4.     Share Capital:

       Authorized:
       100,000,000 Common Shares - with a par value of $.001 each

       Issued:
                                  May 31, 2002
                            # Shares        Amount
                           ----------------------------
       Common Shares       4,526,000       $ 4,526

During the period, the Company issued 4,526,000 common shares for proceeds of $4,526.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRO SERVICES INC.


Dated: March 26, 2003               By:  /s/ Keith Attoe
                                    Keith Attoe,
                                    President and Director


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated March 26, 2003                By: /s/ Gerry Racicot
                                    Gerry Racicot,
                                    Treasurer and Director

                                    By: /s/ Keith Attoe
                                    Keith Attoe,
                                    Secretary and Director

Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Centro Services Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Centro Corp.


By:  /s/ Gerry Racicot
Gerry Racicot, Director and President


By: /s/ Keith Attoe
Keith Attoe, Director and Treasurer


By: /s/ Anne Racicot
Anne Racicot, Director and Secretary

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                          ______________________________

      The undersigned President and Director of Centro
Services Inc.. hereby certifies that:

      1.    he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3.    based on  his  knowledge,  the  financial
statements,   and  other financial  information  included
in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4.    he and the other certifying officers:

            a.    are responsible for establishing  and
maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section
302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d.    have  presented  in the  report  their
conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a.    all  significant  deficiencies  in the
design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b.    any fraud,  whether or not material,
that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gerry Racicot
Gerry Racicot
President and Director