Form 10QSB
period 2003-06-30
CENTRO SERVICES INC
filed 2003-08-12
CIK 1177250

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ________________ TO______________________.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of June 30, 2003, the Registrant had 4,526,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF JUNE 30, 2003                                                                                       3

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED JUNE 30, 2003                                                              4

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 JUNE 30, 2003.                                                                                                                               5

                   NOTES TO FINANCIAL STATEMENTS                                                                                       6

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                      7

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                                 7

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                7

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                                      7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           7

ITEM 5.    OTHER INFORMATION                                                                                                                 8

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                                    8

SIGNATURE

CENTRO SERVICES INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                      June 30, 2003                        December 31, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   $                                              $

ASSETS

CURRENT ASSETS

                Cash                                                                                       1,381                                      2,132

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                                2,082                                       2,082

                                                                                                                3,463                                       4,214

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

                Accounts Payable                                                                    0                                               0

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,526,000 issued and outstanding                                           4,526                                         4,526

                Deficit accumulated during development stage                        (1,063)                                       (312)

--------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                3,463                                               4,214

--------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                               3,463                                                4,214

--------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


CENTRO SERVICES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Six                                           Six

                                                                                                                Months                                  Months

                                                                                                                Ended                                     Ended

                                                                                                                June 30, 2003                      June 30, 2002

-------------------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                                       $     19                            $                  38

Accounting and filing costs                                                                            732                                                0

-------------------------------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                               $       751                          $                  38

-------------------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                                        $     0.00                           $              0.00

-------------------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

COMMON SHARES

OUTSTANDING                                                           4,526,000                      4,526,000

------------------------------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements.


CENTRO SERVICES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Six                                           Six

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                June 30, 2003                      June 30, 2002

-------------------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <751>                     $                  <38>

------------------------------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                <751>                                         <38>

-------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                                 0                                              2,082

-------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES

Advances from shareholder                                                                     -                                              800

Common shares issued                                                                             -                                            4,526

------------------------------------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                             -                                          5,326

------------------------------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)

IN CASH                                                                                                  <751>                                    3,206

CASH, BEGINNING OF

PERIOD                                                                                                    2,132                                           -

-----------------------------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $                                  1,381                                     3,206

-----------------------------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Foreign Currency Translation.

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

STOCK BASED COMPENSATION

The Company has not granted or paid any stock based compensation.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivate, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of the SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest equities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

NOTE 3- RELATED PARTY TRANSACTIONS

Keith Attoe, a director has provided a cash advance totalling $800 at June 30, 2002.  Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

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

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements that are not of historical fact may be deemed to be forward-looking statements.   These forward-looking statements involve substantial risks and uncertainties.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,”  “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology.  Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters.  Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.  Such information constitutes harbor for forward-looking statements.  However, the company, as a penny stock company, cannot claim this safe harbor.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 2002.  There has been no change to our accounting polices since that time.

We believe that the estimates, assumptions and judgments involved in the accounting policies have the greatest impact on our financial statements, so we consider these to be our critical accounting policies.  Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies.  Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

For the six months ended June 30, 2003 the Registrant incurred bank charges of $19 (June 30, 2002 - $38).

For the six months ended June 30, 2003 the Registrant had a net loss of $751 or 0.00 cents per share (June 30, 2002 - $38).

Liquidity and Capital Resources

During the six months ended June 30, 2003 the Registrant used $0 in cash for investing activities (June 30, 2002 - $2,082).  As at June 30, 2003 the Registrant had $1,381 cash in the bank (December 31, 2002 - $2,132).

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

ITEM 4.                CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures

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

(B) Changes in internal controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.  No correcting actions were taken with regard to any significant deficiencies or material weaknesses in such controls.

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended June 30, 2003.

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

EXHIBIT INDEX

Number                                                                  Exhibit Description

Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on July 17, 2002).

Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on July 17, 2002.

31 (A) Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31 (B) Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 (A) Certificate of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32 (B) Certificate of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                CENTRO SERVICES, INC.

Dated: August 8th, 2003                                                  By:  /s/ Keith Attoe,

                                                                                                Keith Attoe, President, CEO and Director

Dated: August 8th, 2003                                                  By:  /s/ Gerry Racicot

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

Date: August 8th, 2003

                                                                                                             /s/ Keith Attoe

                                                                                                                              Keith Attoe

                                                                                                            President and Director

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

      The undersigned Chief Financial Officer and principal Accounting Officer of Centro Services, Inc., hereby certifies that:

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

Date: August 8th, 2003

                                                                                                           /s/ Gerry Racicot

                                                                                                                 Gerry Racicot, Treasurer

                                                                                                          Chief Financial Officer and principal Accounting

                                                                                                          Officer

                                                                                                                          CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Centro Services Inc. (the “Company”) on Form 10QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Keith Attoe, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Keith Attoe

Keith Attoe

President, CEO and Director

August 8th, 2003

                This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                                                              CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Centro Services Inc. (the “Company”) on Form 10QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerry Racicot, President, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerry Racicot

Gerry Racicot

Chief Financial Officer and Principal Accounting Officer

August 8th, 2003

                This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.