Form 10KSB/A
period 2002-12-31
CENTRO SERVICES INC
filed 2003-10-06
CIK 1177250

"Edit-Time-Data" "./D02Amend_files/editdata.mso" />

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

AMENDMENT

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the period from December 31, 2001 to December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE

     ACT OF 1934

     For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-49924

CENTRO SERVICES INC.

  (Name of small business issuer in its charter)

Nevada                                                            880513395

(State or other jurisdiction of incorporation or    (IRS Employer Identification No.)

organization)

        2602 – 1111 Beach Ave. Vancouver, BC Canada     V6E 1T9

        (Address of principal executive offices)                 (Zip Code)

(604) 608-4226

(Registrant’s telephone number)

  (Former name, former address and former fiscal year, if changed since last report)

N/A

Securities registered pursuant to Section 12(b) of the Exchange Act: None

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

Check mark whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [x]

The issuer had no revenues for the fiscal year ended December 31, 2002.

Of the 4,526,000 shares of voting stock of the registrant issued and outstanding as of September 26, 2003, 26,000 shares are held by non-affiliates.  Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

Item 6              Management’s Discussion and Analysis or Plan of Operation

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

Item 10            Executive Compensation

Item 11            Security Ownership of Certain Beneficial Owners and Management

Item 12            Certain Relationships and Related Transactions

Item 13            Exhibits and Reports on Form 8-K

Item 14            Controls and Procedures

Forward Looking Statements

This report contains forward-looking statements.  The forward-looking statements include all statements that are not statements of historical fact.  The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate”

“intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms.  Our actual results could differ materially from the anticipated results described in the forward-looking statements.  Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and

Analysis or Plan of Operation” and include elsewhere in this report.

PART I

Item 1.                        Description of Business

Company History and Business

HISTORY AND ORGANIZATION

Centro Services Inc. (“Centro”) was organized under the laws of the State of Nevada on November 21, 2001.    Centro was incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

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

Although Centro was under no obligation to do so, it has voluntarily filed a Form 10SB registration statement because it believes that it can better facilitate its business goals if it is a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act").  Centro intends to proceed as an electronic filer when filing reports under the Exchange Act and, as a result, the public will in the future be able to access these reports on the SEC’s EDGAR website which contains reports, proxy and information statements and other information for reporting issuers.  The address of the SEC’s website is www.sec.gov.  Annual proxy information sent to shareholders prior to annual meetings of shareholders will include financial statements for Centro.

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

There are certain perceived benefits to being a reporting company with a class of registered securities.  These are commonly thought to include the following:

*          the ability to use registered securities to make acquisitions of assets or businesses;

*          increased visibility in the financial community;

*          the facilitation of borrowing from financial institutions;

*          improved trading efficiency;

*          shareholder liquidity;

*          greater ease in subsequently raising capital;

*          compensation of key employees through stock options;

*          enhanced corporate image;

*          a presence in the United States capital market.

A target company, if any, which may be interested in a business combination with Centro may include the following:

*          a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*          a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*          a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*          a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;

*          a foreign company which may wish an initial entry into the United States securities market;

*          a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

*          a company seeking one or more of the other perceived benefits of becoming a public company.

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

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for Centro’s common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2002, there were 26 holders of record of our common stock and 4,526,000 shares outstanding.  There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 26 registered shareholders at December 31, 2002.

There are no outstanding options or warrants to purchase, or securities convertible into Centro’s common stock.

Dividends

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

the Articles of Centro restrict the transfer of their shares;

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

Item 6.                        Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Centro’s consolidated financial statements and the notes thereto.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause Centro’s actual results to differ materially from such statements.

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

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on Centro’s financial statements.

Item 7.                        Financial Statements

The audited Consolidated Financial Statements for the period ended December 31, 2002 are included in this Form 10-KSB beginning on page F-1 immediately preceding the signature page.

Item 8.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

From Centro’s inception to the present, there were no disagreements with Centro’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure.  In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred from the date of Centro’s inception to the present.

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

     Mr. Keith Attoe - Mr. Attoe, age 52, has a background in financial and business management and advisory services. He has served in executive roles with a number of companies and is also currently CFO of Eiger Technology Inc. (a US reporting issuer traded on the TSE Toronto Stock Exchange), a director of Newlook Industries Corp. (an issuer traded on the TSX Venture Exchange) and a director of K-Tronik International Corp. (a company engaged in the manufacturing and distribution of electronic lighting ballasts and other products.  He is a chartered accountant and has a Bachelors degree in Business Administration from the University of New Brunswick, St. John Canada.

The directors and officers of Centro are not expected, at any time, to devote more than 50% of their time to the business of Centro.  None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10.          Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year (1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compen-sation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Gerry Racicot, President, Director	2002 2001	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0
Keith Attoe Treasurer, Director	2002 2001	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0

(1) The term year refers to the period from January 1, 2002 to December 31, 2002.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Centro’s common stock as of December 31, 2002 (4,526,000 issued and outstanding) by:  (i) all stockholders known to Centro to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of Centro, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Keith Attoe	Director, Treasurer	2,250,000 common	49.7%

Gerry Racicot	Director, President	2,250,000 common	49.7%
Directors and officers as a group		4,500,000 common	99.4%

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

Certain of the officers and directors of Centro are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors.  As a result, certain conflicts of interest may arise between Centro and its officers and directors.  Centro will attempt to resolve such conflicts of interest in favor of Centro.  The officers and directors of Centro are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling Centro’s affairs.  A shareholder may be able to institute legal action on behalf of Centro or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to Centro.

Item 13.          Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the period ended December 31, 2002.

Item 14.          Controls and Procedures

Centro has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, Centro conducts a review and evaluation of the effectiveness of Centro’s disclosure controls and procedures. It is the opinion of Centro’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that Centro’s disclosure controls and procedures are effective and ensure that any material information relating to Centro is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in Centro’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

EXHIBIT INDEX

Number                                    Exhibit Description

                  Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the

                       Registration Statement on Form 10SB filed on July 17, 2002).

3.2                   By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on July 17, 2002).

31                    Form of Officer’s Certificate

32-1            Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32-2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	"..\..\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">	"..\..\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">	"..\..\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">

CENTRO SERVICES INC.

(A Company in the Development Stage)

Financial Statements

December 31, 2002

Monteith, Monteith & Co.

Chartered Accountants

PARTNERS:                                                                       208 ONTARIO STREET                                                                                         PRINCIPALS:

STEPHEN J.  LANDERS, BA, CA                            STRATFORD, ONTARIO, N5A 3H4                                            MERVYN T. DIETZ, CMA

ROBERT B. LIGHTFOOT, BBA, CA              TELEPHONE:  (519) 271-6550   FAX:  (519) 271-4796                       ROBERT W. STEINBACH,CGA

INDEPENDENT AUDITORS’ REPORT

To the directors and shareholders of

Centro Services Inc.:

We have audited the accompanying balance sheets of Centro Services Inc. as at December 31, 2002 and 2001, and the statements of shareholders’ equity, operations and accumulated deficit, and cash flow for the periods then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001, and the results of its operations and its cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States of America.

                                                                                                Monteith, Monteith & Co.

                                                                                                CHARTERED ACCOUNTANTS

Stratford, Ontario

March 12, 2003

CENTRO SERVICES INC.

(A Company in the Development Stage)

BALANCE SHEETS

as at December 31 2002 and 2001

(US Dollars)

ASSETS

                                                                                                                        2002                           2001

                                                                                                                             $                                  $

Current:

  Cash                                                                                                              2,132                          3,724

Long-term:                                                                                                        --                                --

                                                                                                                        2,132                          3,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current:

  Advances from Shareholders (Note 3)                                                          --                                800

Shareholders’ Equity:

  Share Capital (Note 4)                                                                                 4,526                           4,526

  Accumulated Deficit (Statement 2)                                                     (2,394)                       (1,602)

                                                                                                                        2,132                          2,924

                                                                                                                        2,132                          3,724

Approved on Behalf of the Board:

            “Keith Attoe”    Director

                Keith Attoe

(See Accompanying Notes)

CENTRO SERVICES INC.

(A Company in the Development Stage)

STATEMENT of SHAREHOLDERS’ EQUITY

from November 21, 2001 (date of inception) to December 31, 2002

(US Dollars)

                                                                                           Deficit

                                                                                                                                                  Accumulated

                                                                                                                        Share               During the                                                                                                                                                                                Capital             Development

                                                                                        (Note 4)          Stage              Total

                                                                                         $                    $                       $

Balance – November 21, 2001 (Date of Inception)           --                           --                          --

Common Shares – Issued for Cash                                 4,526              --                 4,526

Loss for the Period                                                            --                (1,602)             (1,602)

Balance – December 31, 2001                                         4,526         (1,602)              2,924

Loss for the Year                                                        --                   (792)                 (792)

Balance – December 31, 2002                                        4,526       (2,394)                    2,132

(See Accompanying Notes)

CENTRO SERVICES INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

for the year ended December 31, 2002

and the period from November 21, 2001 (date of inception) to December 31, 2001

(US Dollars)

                                                                           Cumulative to          Year ended              Period to

                                                                   December 31         December 31         December 31

                                                                                         2002                2002                 2001

                                                                                  $                           $                              $

Revenue                                                                                   --                 --                          --

Expenses:

  Bank Charges                                                                 63                     63                        --

   Incorporation Costs                                                    2,082                   480                     1,602

  Accounting and Filing Costs                                               249                   249                        --

                                                                              2,394                  792                      1,602

Net Loss and Comprehensive                                  (2,394)            (792)                    (1,602)

Loss for the Period

Accumulated Deficit – Beginning of Period               --                (1,602)                         --

Accumulated Deficit – End of Period                (2,394)            (2,394)                    (1,602)

(See Accompanying Notes)

CENTRO SERVICES INC.

(A Company in the Development Stage)

STATEMENTS of CASH FLOW

for the year ended December 31, 2002

and the period from November 21, 2001 (date of inception) to December 31, 2001

(US Dollars)

                                                                Cumulative to        Year ended             Period to

                                                                                                 December 31         December 31        December 31

                                                                                                         2002                              2002                2001

                                                                                                       $                             $                                $

Cash Provided by (Used In) Operating Activities:

  Net Income (Loss) for the Period                        (2,394)                (792)            (1.602)

  Changes in Non-cash                                  --                     --                          --

Working Capital Balances:                                                                                                                                                                                                                                                                                                                                                                       (2,394)                 (792)            (1,602)

Cash Provided by (Used In) Investing Activities:

  Incorporation Costs                                                  --                     --                        --

Cash Provided by (Used In) Financing

Activities:

Advances (to) from Shareholders                               --                   (800)                   800

Common Shares Issued                                       4,526                      --                    4,526

                                                                            4,526                  (800)              5,326

Net Cash Flows for the Period                 2,132               (1,592)               3,724

Cash and Cash Equivalents –                                    --                     3,724                   --

Beginning of Period

Cash and Cash Equivalents – End of Period         2,132               2,132                 3,724

(See Accompanying Notes)

CENTRO SERVICES INC.

NOTES to the FINANCIAL STATEMENTS

December 31, 2002

Organization and Business:

Centro Services Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2001.  The Company is in the development stage as defined by SFAS No.7, and to date has had no business operations.  The Company was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

2.       Significant Accounting Policies:

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

Foreign Currency Translation

These financial are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholder’s equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

CENTRO SERVICES INC.

NOTES to the FINANCIAL STATEMENTS

December 31, 2002

      Significant Accounting Policies – continued:

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair market value of financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts payable, approximate their carrying values due to the short-term maturity of the instruments.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution by securities that could share in the earnings of the Company.  Because the Company has not issued any potentially dilutive securities, only basic loss per share is reported on the Statements of Operations and Accumulated Deficit.

      Advances from Shareholders:

Advances from shareholders bear no interest and have no specific terms of repayment.

      Share Capital:

Authorized:                 100,000,000 Common Shares – with a par value of $.001 each

Issued:

                                                December 31 2002                  December 31 2001

                                                # Shares           Amount            #Share           Amount

                                                                             $                                            $

            Common Shares           4,526,000      4,526                4,526,000        4,526

During the period ended December 31, 2001, the Company issued 4,526,000 common shares for proceeds of $4,526.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        CENTRO SERVICES INC.

Dated: September 26, 2003                              By:  /s/ Keith Attoe

Keith Attoe, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 26, 2003

By: /s/ Gerry Racicot

                                                                        Gerry Racicot, Treasurer, Director and CFO

                                                                        By: /s/ Keith Attoe

                                                                        Keith Attoe, President and Director

Exhibit    32-1

CHIEF EXECUTIVE OFFICER’S

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Centro Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the  "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Centro Corp.

                                                                        By: /s/ Keith Attoe

                                                                        Keith Attoe, Director, President & CEO

Exhibit    32-2

CHIEF FINANCIAL OFFICER’S

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Centro Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the  "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Centro Corp.

                                                                        By: /s/ Gerry Racicot

                                                                        Gerry Racicot, Director, Treasurer and CFO

EXHIBIT 31

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

______________________________

      The undersigned hereby each certify that:

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

                                                                                                  By: /s/ Keith Attoe

                                                                                  Keith Attoe

                                                                                                   President, Director and CEO

                                                                                                  By:/s/ Gerry Racicot

                                                                                                  Gerry Racicot

                                                                                                  Treasurer, Director and CFO