Form 10QSB
period 2003-09-30
CENTRO SERVICES INC
filed 2003-11-13
CIK 1177250

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of September 30, 2003, the Registrant had 4,526,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF SEPTEMBER 30, 2003                                                                            3

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED SEPTEMBER 30, 2003                                            4

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 SEPTEMBER 30, 2003.                                                                                                                           5

                   NOTES TO FINANCIAL STATEMENTS                                                                                        6

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          7

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                        7

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               7

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                             7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 7

ITEM 5.    OTHER INFORMATION                                                                                                      8

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                                 8

SIGNATURE

CENTRO SERVICES INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  September 30, 2003                        December 31, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                         $                                                                     $

                                                                                                                                           AMENDED

ASSETS

CURRENT ASSETS

                Cash                                                                                 1,084                                                2,132

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM                                                                                        -                                                               -

                                                                                                            1,084                                                2,132

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

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,526,000 issued and outstanding                                      4,526                                             4,526

                Deficit accumulated during development stage       <3,442>                                           <2,394>

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,084                                               2,132

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,084                                                2,132

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


CENTRO SERVICES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Nine                                  Nine

                                                                                                                Months                            Months

                                                                                                                Ended                               Ended

                                                                                                                September 30, 2003       September 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                                       $                  34                            $                  45

Accounting and filing costs                                                                       1,014                                         2,332

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $           1,048                       $                2,377

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                                          $                 0.00                         $              0.00

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

COMMON SHARES

OUTSTANDING                                                      4,526,000                      4,526,000

------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements.


CENTRO SERVICES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Nine                                        Nine

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                September 30, 2003                September 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $            <1,084>                  $           <2,377>

---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                      <1,084>                               <2,377>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                                    0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES

Advances from shareholder                                                                -                                          1,049

Common shares issued                                                                               -                                          4,526

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                    -                                          5,575

---------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)

IN CASH                                                                                               <1,084>                 3,198

CASH, BEGINNING OF

PERIOD                                                                                    2,132                                           -

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $                                 1,084                                     3,198

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an intogral part of these interim financial statements


Centro Services Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Intangible Assets

Incorporation costs are expensed during the period that the costs are incurred.

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

NOTE 3 – AMENDED DECEMBER 31, 2002 FINANICAL STATEMENTS

            The December 31, 2002 Financial Statements were amended to reflect the change in recognition of incorporation costs as a period expense ($2,082) rather than capitalizing as an intangible long term asset.

STOCK BASED COMPENSATION

The Company has not granted or paid any stock based compensation.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after September 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivate, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of the SFAS No. 149 will not have a material effect on the Company’s financial statements.

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

For the nine months ended September 30, 2003 the Registrant incurred bank charges of $34 (September 30, 2002 - $45).

For the nine months ended September 30, 2003 the Registrant had a net loss of $1,084 or 0.00 cents per share (September 30, 2002 - $2,377).

Liquidity and Capital Resources

During the nine months ended September 30, 2003 the Registrant used $0 in cash for investing activities (September 30, 2002 - $0).  As at September 30, 2003 the Registrant had $1,084 cash in the bank (December 31, 2002 - $2,132).

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended September 30, 2003.

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

                                                                                                CENTRO SERVICES, INC.

Dated: November 5th, 2003                                                  By:  /s/ Keith Attoe,

                                                                                                Keith Attoe, President, CEO and Director

Dated: November 5th, 2003                                                  By:  /s/ Gerry Racicot

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

Date: November 5th, 2003

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

Date: November 5th, 2003

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Centro Services Inc. (the “Company”) on Form 10QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Keith Attoe, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Keith Attoe

Keith Attoe

President, CEO and Director

November 5th, 2003

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Centro Services Inc. (the “Company”) on Form 10QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerry Racicot, President, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerry Racicot

Gerry Racicot

Chief Financial Officer and Principal Accounting Officer

November 5th, 2003

                This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.