Form 10QSB/A
period 2003-03-31
CENTRO SERVICES INC
filed 2003-11-18
CIK 1177250

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

AMENDED

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

SIGNATURE

CENTRO SERVICES INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  March 31, 2003                        December 31, 2002                                                                                                                                                                                                       AMENDED

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

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                      -                                                   -

                                                                                                2,113                                             2,132

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

                Deficit accumulated during development stage                        <3,145>                                      <2,394>

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         1,381                                               2,132

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        2,113                                                2,132

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

                                                                                                                Ended                                     Ended

                                                                                                                March 31, 2003                   March 31, 2002

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                                       $                  19                         $                  15

Accounting and filing costs                                                                                     732                                    2,082

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                                 $              751                         $                  2,097

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

                                                                                                Ended                                     Ended

                                                                                                March 31, 2003                   March 31, 2002

---------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                        $                <751>                   $                   <2,097>

Increase in Accounts Payable                                                             <732>

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                    <19>                                         <2,097>

------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                                   0                                                 0

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

Foreign Currency Translation

These financial are presented inUnited States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholder’s equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

NOTE 4 – AMENDED DECEMBER 31, 2002 FINANICAL STATEMENTS

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

For the three months ended March 31, 2003 the Registrant incurred bank charges of $19 (March 31, 2002 - $15).

For the three months ended March 31 30, 2003 the Registrant had a net loss of $751 or 0.00 cents per share (March 31, 2002 - $2,097).

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

                                                                                                CENTRO SERVICES, INC.

Dated: November 16th, 2003                                                            By:  /s/ Keith Attoe,

                                                                                                Keith Attoe, President and Director

Dated: November 16th, 2003                                                            By:  /s/ Gerry Racicot

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

Dated: November 16th, 2003                                               /s/ Keith Attoe

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

       Dated: November 16th, 2003                                                                                         /s/ Gerry Racicot

                                                                                  Gerry Racicot, Treasurer

                                                                                                 Chief Financial Officer and principle Accounting

                                                                                                 Officer