Form 10QSB/A
period 2003-06-30
CENTRO SERVICES INC
filed 2003-11-18
CIK 1177250

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

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  June 30, 2003                        December 31, 2002

                                                                                                                                 AMENDED

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                                     $

ASSETS

CURRENT ASSETS

                Cash                                                                                 1,381                                                2,132

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                                0                                                       0

                                                                                                            1,381                                                2,132

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

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,526,000 issued and outstanding                                      4,526                                             4,526

                Deficit accumulated during development stage        (3,145)                                          (2,394)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,381                                               2,132

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,381                                                2,132

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


CENTRO SERVICES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Six                                           Six

                                                                                                                Months                                  Months

                                                                                                                Ended                                     Ended

                                                                                                                June 30, 2003                      June 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                                       $                  19                            $                  38

Accounting and filing costs                                                                            732                                        2,082

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $              751                          $                2,120

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                                          $                 0.00                         $              0.00

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

                                                                                                Ended                                     Ended

                                                                                                June 30, 2003                      June 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <751>                     $                  <2,120>

---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                         <751>                                         <2,120>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                                    0                                                0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES

Advances from shareholder                                                                -                                               800

Common shares issued                                                                               -                                            4,526

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                    -                                          5,326

---------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)

IN CASH                                                                                               <751>                                    3,206

CASH, BEGINNING OF

PERIOD                                                                                    2,132                                           -

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $                                 1,381                                   3,206

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

Foreign Currency Translation

These financial are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translationadjustments are reported as a separate component of stockholder’s equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

NOTE 4 - AMENDED DECEMBER 31, 2002 FINANICAL STATEMENTS

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

For the six months ended June 30, 2003 the Registrant incurred bank charges of $19 (June 30, 2002 - $38).

For the six months ended June 30, 2003 the Registrant had a net loss of $751 or 0.00 cents per share (June 30, 2002 - $2,120).

Liquidity and Capital Resources

During the six months ended June 30, 2003 the Registrant used $0 in cash for investing activities (June 30, 2002 - $2,082).  As at June 30, 2003 the Registrant had $1,381 cash in the bank (December 31, 2002 - $0)

As the Registrant does not currently engage in any business activities that provide any cash flow, the Registrant is dependant on the Registrant raising capital or receiving loans from management in order to meet the costs of identifying, investigating and analyzing business combinations and for general corporate needs.

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

November 16th, 2003

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

November 16th, 2003

                This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.