Form 10KSB/A
period 2002-12-31
CENTRO SERVICES INC
filed 2003-12-12
CIK 1177250

3: CENTRO SERVICES INC

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

Item 10                   Executive Compensation

Item 11                   Security Ownership of Certain Beneficial Owners and Management

Item 12                   Certain Relationships and Related Transactions

Item 13                   Exhibits and Reports on Form 8-K

Item 14                   Controls and Procedures

Forward Looking Statements

This report contains forward-looking statements.  The forward-looking statements include all statements that are not statements of historical fact.  The forward-looking statements are often,‐identifiable,‑by,‒their –use,—of,―words,‖such,‗as,‘may,’expect,&8218;believe,&8219;anticipate,“intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms.  Our actual results could differ materially from the anticipated results described in the forward-looking statements.  Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and

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

Name	Position	Ages	Date Elected*1*2
Gerry Racicot	Director, Treasurer	52	January 3, 2002 to present
Keith Attoe	Director, President	52	January 3, 2002 to present

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

Item 10.          Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year (1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compen-sation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Gerry Racicot, Treasurer, Director	2002 2001	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0
Keith Attoe President, Director	2002 2001	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Keith Attoe	Director, President	2,250,000 common	49.7%

Gerry Racicot	Director, Treasurer	2,250,000 common	49.7%
Directors and officers as a group		4,500,000 common	99.4%

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

fNumber                                  Exhibit Description

                       Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the

                             Registration Statement on Form 10SB filed on July 17, 2002).

3.2                        By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on July 17, 2002).

31.1                         Form of Officer’s Certificate

32-1                     Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32-2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	"..\..\Local%20Settings\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">	"..\..\Local%20Settings\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">	"..\..\Local%20Settings\Local%20Settings\Local%20Settings\Temporary%20Internet%20Files\Content.IE5\3ND3BT44\WINDOWSTemporary%20Internet%20FilesContent.IE58967CDEB%22%20l">

CENTRO SERVICES INC.

(A Company in the Development Stage)

Financial Statements

(Restated)

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

                                                                                                Monteith, Monteith & Co.

                                                                                                CHARTERED ACCOUNTANTS

Stratford, Ontario

March 12, 2003

(Except for the expensing of incorporation costs as

  described in Note 2(b) which is dated September 15, 2003).

CENTRO SERVICES INC.

(A Company in the Development Stage)

BALANCE SHEETS

(restated)

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

(restated)

from November 21, 2001 (date of inception) to December 31, 2002

(US Dollars)

                                                                                              Deficit

1651:                                                                                                                                                                                                                                  Accumulated

                                                                 Share                   During                                                                                                                                 the                                                                                                     Capital              Development

                                                    (Note 4)                            Stage                         Total

                                                                                $                          $                       $

Balance – November 21, 2001 (Date of Inception)               --                            --                            --

Common Shares – Issued for Cash                         4,526                         --                         4,526

Loss for the Period                                                          --                      (1,602)               (1,602)

Balance – December 31, 2001                                      1719: 4,526                  (1,602)                 2,924

Loss for the Year                                                          --                            (792)                    (792)

Balance – December 31, 2002                                        4,526                  (2,394)                   2,132

(See Accompanying Notes)

CENTRO SERVICES INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(restated)

for the year ended December 31, 2002

and the period from November 21, 2001 (date of inception) to December 31, 2001

(US Dollars)

                                                                        Cumulative to            Year Ended             Period to

                                                                        December 31         December 31          December 31

                                                                                                    2002                    2002                      2001

                                                                                                     $                                              $                                            $

Revenue                                                                 --                                  --                               --

Expenses:

  Bank Charges                                    63                                   63                      --

   Incorporation Costs                                           2,082                             480                        1,602

  Accounting and Filing Costs                                249                              249                             --

                                                                             2,394                          792                         1,602

Net Loss and Comprehensive Loss for the Period  (2,394)                          (792)                (1,602)                                Loss for the Period

Accumulated Deficit – Beginning of Period               --                             (1,602)                            --

Accumulated Deficit – End of Period                     (2,394)                         (2,394)                      (1,602)

(See Accompanying Notes)

CENTRO SERVICES INC.

(A Company in the Development Stage)

(restated)

STATEMENTS of CASH FLOW

for the year ended December 31, 2002

and the period from November 21, 2001 (date of inception) to December 31, 2001

(US Dollars)

                                                                    Cumulative to          Year Ended          Period to

                                                                     December 31            December 31     December 31

                                                                                                                      2002                            2002               2001

                                                                                                                          $                                              $                             $

Cash Provided by (Used In) Operating Activities:

  Net Income (Loss) for the Period 1972:                                         (2,394)                          (792)            (1.602)

  Changes in Non-cash Working Capital Balances:                          --                                  --                      --                                                                                                                                                                                                                                                                                                  (2,394)                          (792)            (1,602)

Cash Provided by (Used In) Investing Activities:

  Incorporation Costs                                                                     --                                  --                      --

C ash Provided by (Used In) Financing Activities:

  Advances (to) from Shareholders                                       --                             (800)                  800

  Common Shares Issued                                                       4,526                            --                  4,526

                                                                                             4,526                           (800)             5,326

Net Cash Flows for the Period                  2,132               (1,592)               3,724

Cash and Cash Equivalents – Beginning of Period                 --                           3,724                    --

Cash and Cash Equivalents – End of Period                          2,132                     2,132                  3,724

(See Accompanying Notes)

CENTRO SERVICES INC.

NOTES to the FINANCIAL STATEMENTS

December 31, 2002

fOrganization and Business:

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

Intangible Assets

Incorporation costs have been expensed as incurred.

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

      Share Capital:

Authorized:                   100,000,000 Common Shares – with a par value of $.001 each

Issued:

                                                December 31 2002                              December 31 2001

                                                # Shares           Amount                        #Shares            Amount

                                                                             $                                                         $

            Common Shares           4,526,000     4,526                             4,526,000       4,526

During the period ended December 31, 2001, the Company issued 4,526,000 common shares for proceeds of $4,526.

5.         Restatement of Financial Statements:

The financial statements previously issued (audit report dated March 12, 2003) have been restated to correct the accounting treatment of incorporation costs.  Previously they had been capitalized; now they have been written off in accordance with Note 2(b).  The effect of this restatement is to decrease net income by $480 for 2002, $1,602 for 2001, and $2,082 in total.

The restatement has no effect on earnings per share.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                CENTRO SERVICES INC.

Dated: November 28, 2003                                  By:  /s/ Keith Attoe

Keith Attoe, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 28, 2003

By: /s/ Gerry Racicot

                                                                                                Gerry Racicot, Treasurer, Director and CFO

                                                                                                By: /s/ Keith Attoe

f                                                                                                Keith Attoe, President and Director

EXHIBIT 31.1

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

    November 28, 2003                                                   By: /s/ Keith Attoe

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

November 28, 2003                                                               By: /s/ Keith Attoe

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

                November 28, 2003                                               By: /s/ Gerry Racicot

                                                                                                Gerry Racicot, Director, Treasurer and CFO