Form 10KSB
period 2003-12-31
CENTRO SERVICES INC
filed 2004-07-20
CIK 1177250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-49924

CENTRO SERVICES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	8805133395
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

c/o Resident Agents of Nevada
Suite 4-711 S. Carson
Carson City, Nevada 89701
(Address of principal executive offices)

 (775) 882 4641
(Registrant's telephone number)

No former address or fiscal year

     (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer had no revenues for the fiscal year ended December 31, 2003.

As of December 31, 2003, the Registrant had 4,526,000 shares of common stock issued and outstanding. Because of the absence of an established trading market for the voting stock, the Registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2003

CENTRO SERVICES INC.

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

PART I

Item 1.      Description of Business

Company History and Business

Centro Services Inc.. ("CENTRO") was organized under the laws of the State of Nevada on November 21, 2001. CENTRO was incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

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
- a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms accept- able to it;
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

Item 3.      Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.      Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2003, there were 28 holders of record of our common stock and 4,526,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 28 registered shareholders at December 31, 2003.

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

Recent Sales of Unregistered Securities

CENTRO has sold a total of 4,526,000 shares to 2 of its directors and officers in sales which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were under- taken pursuant to Section 5 of the 1933 Securities Act.

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

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

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

Results of Operations

Since incorporation in the state of Nevada on November 21, 2001, the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

On July 17, 2002 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the year ended December 31, 2003 the Company incurred general and administrative expenses of $1,437 of which $1,337 represented professional fees. The Company incurred comparable general and administrative expenses of $792 for the year ended December 31, 2002.

For the year ended December 31, 2003 the Company had a net loss of $$1,437 or $0.00 cents per share. During the year ended December 31, 2002 the Company had a net loss of $792.

Liquidity and Capital Resources

For the year ended December 31, 2003 the Company used $1,437 in cash from operating activities. During this year the Company received $12 in advances from shareholders. During the year ended December 31, 2002 the Company used $792 in cash from operating activities and received $800 in advances from shareholders. As at December 31, 2003 the Company had $707 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

The Company's plan of operations for the next 12 months is to continue to locate and acquire an operating business entity. To the extent that this search and the Company's limited ongoing operations create cash requirements, it is anticipated that the Company's directors and officers will lend required funds to the Company or purchase additional equity. No product research or development have been, or are at this time planned to be, undertaken. No purchases or sales of plant and significant equipment have been, or at this time are planned to be, undertaken. No employees have been hired and there are no planned hirings at this time.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of he purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, we have not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

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

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on the Company's financial statements.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Item 7.      Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with the Company's accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's two most recent fiscal years and the subsequent interim periods.

Item 8A      Controls and Procedures

CENTRO has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, CENTRO conducts a review and evaluation of the effectiveness of CENTRO's disclosure controls and procedures. It is the opinion of CENTRO's principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that CENTRO's disclosure controls and procedures are effective and ensure that any material information relating to CENTRO is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in CENTRO's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected*1*2
Keith Attoe	President and Director	53	January 3, 2002
Gerry Racicot	Director and Treasurer And Chief Financial Officer	53	January 3, 2002
Linda Attoe	Director and Secretary	51	January 3, 2002

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.
The President, Secretary and Chief financial Officer and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Mr. Keith Attoe – Mr. Attoe, age 53, has an extensive background in business management, capital matkets and advisory services. He has served in executive roles with a number of public companies and is currently an independent derivatives trader, corporate finance consultant through Cognitive Finance Inc. and serves as a trustee of the Attoe Foundation. He has a Bachelor of Business Administration and became a Chartered ccountaant in 1978. As well, Mr. Attoe has successfully completed the Managers and Directors program at INSEAD, France and is a Chartered Director Candidate at McMaster University/conference Board of Canada.

Mr. Gerry Racicot – Mr. Racicot, age 53, brings to the Company experience in the management of public companies. Mr. Racicot is also Director and President of Eiger Technology, Inc. a Canadian company listed on the TSX Toronto Stock Exchange that operates as a management holding company. Additionally, Mr. Racicot is currently President of Newlook Industries Corp., a Canadian company listed on the TSX-Venture Exchange. Mr. Racicot has had a long career in business administration and management.

Ms. Linda Attoe – age 51 – Ms. Attoe works in the field of psychology. She brings to the Company an understanding of human behaviour and sound business and ethical judgement. Ms. Attoe has an undergraduate Degree in Psychoanalytic Thought from the University of Toronto, a Masters degree in Psychology and is a member of the Consciousness and Trading Project at Cognitive Finance Inc.

The directors and officers of CENTRO are not expected, at any time, to devote more than 50% of their time to the business of CENTRO. None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10. Executive Compensation
Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compe nsation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Keith Attoe, President	2003 2003	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gerry Racicot, CFO and Treasurer	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Linda Attoe, Secretary	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of CENTRO's common stock as of December 31, 2003 (90,000 issued and out- standing) by: (i) all stockholders known to CENTRO to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of CENTRO, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and		Amount of Stock	Percentage
Address	Position	Beneficially Owned	of Class
Keith	Director,
Attoe(1)	President	2,250,000 common	49.7%

Gerry	Director,
Racicot,	CFO and Treasurer	2,250,000 common	49.7%

Linda	Director,
Attoe (2),	Secretary	0 common	0%

Directors and
officers as a group		4,250,000 common	99.4%

Item 12.      Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

During the past two years, there have not been any transactions that have occurred between CENTRO and its officers, directors, and five percent or greater shareholders, except as follows:

Keith Attoe, Director and President, purchased 2,276,000 common shares on January 3, 2002.

Gerry Racicot, Director and Chief Financial Officer and Treasurer, purchased 2,250,000 common shares on January 3, 2002.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13.      Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the period ended December 31, 2003.

Item 14.      Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on July 17, 2002)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on July 17, 2002)

31.1	Section 302 certification of the CEO

31.2	Section 302 certification of the CFO

32	Section 906 certification of the CEO and CFO

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRO SERVICES INC.

Dated: July 15, 2004	By: /s/ Keith Attoe
Keith Attoe, President and Director,

Dated: July 15, 2004	By: /s/ Gerry Racicot
Gerry Racicot, Director, CFO
Treasurer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 15, 2004	By: /s/ Keith Attoe
Keith Attoe, Director

CENTRO SERVICES INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CENTRO SERVICES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Monteith, Monteith & Co.

Chartered Accountants

Partners: 208 Ontario Street Principals
STRATFORD, ONTARIO N5A 3H4
STEPHEN LANDERS, BA, CA Telephone: (519)271-6550 Fax: (519) 271-4796 MERVYN DIETZ,
CMA ROBERT B. LIGHTFOOT, BBA, CA email:administrator@monteith.on.ca
ROBERT W. STEINBACH, CGA

AUDITORS' REPORT

To the directors and shareholders of
Centro Services Inc.

We have audited the accompanying balance sheets of Centro Services Inc. as at December 31, 2003 and 2002 and the statements of shareholders' equity, operations and accumulated deficit, and cash flow for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted accounting principles in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has incurred losses since inception raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed: Monteith & Monteith
CHARTERED ACCOUNTANTS

Stratford, Ontario
February 21, 2004

CENTRO SERVICES INC.
(A Development Stage Company)

BALANCE SHEETS
as at December 31, 2003 and 2002
(US Dollars)

ASSETS

	2003	2002
	$	$
		Amended
		(note 5)
CURRENT

Cash	707	2,132

Long Term:	--	--

	707	2,132

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:

Advances from Shareholders (Note 3)	12	-

Shareholders' Equity:

Share Capital (Note 4)	4,526	4,526

Deficit accumulated during development stage	(3,831)	(2,394)
	695	2,132

	707	2,132
Approved on Behalf of the Board:

"Keith Attoe"	Director
Keith Attoe

(See Accompanying Notes)

CENTRO SERVICES INC.
(A Company in the Development Stage)
STATEMENTS of OPERATIONS and ACCUMULATED DEFICIT
FOR THE YEARS ENDED December 31, 2003 and 2002
(US Dollars)

	Cumulative	Year	Year
	to	Ended	Ended
	December	December	December
	31, 2003	31, 2003	31, 2002
	$	$	$
			Amended
			(Note 5)

Revenue	--	--	--

Expenses:
Bank Charges	163	100	63
Incorporation Costs	2,082	--	480
Professional fees	1,586	1,337	249

	3,831	1,437	792

Net Loss and Comprehensive Loss for the Year	(3,831)	(1,437)	(792)

Accumulated Deficit – Beginning of Year	--	(2,394)	(1,602)

Accumulated Deficit - End of Year	(3,831)	(3,831)	(2,394)

Basic Net Loss per Share:	0.00	0.00	0.00

Weighted Average No. of
Common Shares Outstanding:	4,526,000	4,526,000	4,526,000

(See Accompanying Notes)

CENTRO SERVICES INC.
(A Company in the Development Stage)
STATEMENT OF SHAREHOLDERS' EQUITY
From November 21, 2001 (date of inception) to December 31, 2003
(US Dollars)

		Deficit
		Accumulated
	Share	During the
	Capital	Development
	(Note 4)	Stage	Total
	$	$	$
		Amended
		(Note 5)

Balance – November 21, 2001 (Date of Inception)	--	--	--

Common Shares – Issued for Cash	4.526	--	4,526
Loss for the Period ended December 31, 2001	--	(1,602)	(1,602)

Balance December 31, 2001	4,526	(2,394)	2,132

Loss for the Year ended December 31, 2002	--	(792)	(792)

Balance - December 31, 2002	4,526	(2,394)	2,132

Loss for the Year ended December 31, 2003	-	(1,437)	(1,437)

Balance - December 31, 2003	4,526	(3,831)	695

(See Accompanying Notes)

CENTRO SERVICES INC.
(A Company in the Development Stage)
STATEMENTS of CASH FLOW
For the years ended December 31, 2003 and 2002
(US Dollars)

	Cumulative to	Year Ended	Year Ended
	December 31,	December	December 31,
	2003	31, 2003	2002
	$	$	$
			Amended
			(Note 5)

Cash Provided by (Used In) Operating Activities:
Net Income (loss) for the year	(3,831)	(1,437)	(792)

Changes in Non-cash Working Capital Balances:	-	--	--

NET CASH USED IN OPERATING ACTIVITIES	(3,831)	(1,437)	(792)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from shareholders	12	12	(800)
Common Shares issued	4,526	--	--

NET CASH FLOWS FROM FINANCING	4,538	12	(800)
ACTIVITIES

Net Cash Flows for the Year	707	(1,425)	(1,592)

Cash and Cash Equivalents – Beginning of the Year	--	2,132	3,724

Cash and Cash Equivalents – End of the Year	707	707	2,132

(See Accompanying Notes)

CENTRO SERVICES INC.
(A Company in the Development Stage)

NOTES to the FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.	Organization and Business

Centro Services Inc. ("the Company") was incorporated in the state of Nevada on November 21, 2001. The Company is in the development stage as defined by SFAS No. 7, and to date has had no business operations. The Company was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

2.	Significant Accounting Policies:

(a) Cash and cash equivalents

The company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

(b) Intangible Assets

Goodwill arising on business acquisitions is recorded at cost. No amortization is provided, but the carrying value is assessed each year for impairment.

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

(d) Foreign Currency Translation

These financial statements are presented in United States dollars. In accordance  with Statement of Financial Accounting Standards No. 52, foreign denominated  monetary assets and liabilities are translated to their U.S. dollar equivalents using  the exchange rate in effect at the balance sheet date. Revenue and expenses are  translated at the average rate of exchange for the year. Related translation  adjustments are reported as a separate component of stockholders' equity,  whereas gains or losses resulting from foreign currency translation transactions  are included in results of operations.

CENTRO SERVICES INC.
(A Company in the Development Stage)

NOTES to the FINANCIAL STATEMENTS

December 31, 2003

2.	Significant Accounting Policies - continued

(e) Fair Value of Financial Instruments

In accordance with the requirements of SFAS No.107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts payable, approximate their carrying values due to the short-term maturity of the instruments.

(f) Net loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution by securities that could share in the earnings of the Company. Because the Company has not issued any potentially dilutive securities, only basic loss per share is reported on the Statements of Operational and Accumulate Deficit.

3.	Advances from Shareholders

Advances from shareholders bear no interest and have no specific terms of repayment.

4.	Share Capital

Authorized:	100,000,000 Common Shares – with a par value of $0.001 each

Issued:	December 31, 2003		December 31, 2002
	# of shares	Amount	# of shares	Amount
Common shares	4,526,000	$4,526	4,526,000	$4,526

5.	Amended Financial Statements – December 31, 2002

The December 31, 2002 financial statements were amended to recognize incorporation costs of $2,082 as a period expense rather than an intangible long- term asset.

6.	Stock-based Compensation

The Company has not granted or paid any stock-based compensation.

7.	Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of the SFAS No.149 will not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for Financial Instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No.46, " Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest equity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest equities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.