Form 10QSB
period 2004-03-31
CENTRO SERVICES INC
filed 2004-07-22
CIK 1177250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

COMMISSION FILE NUMBER: 000-49924

CENTRO SERVICES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0513395
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2004, the Registrant had 4,526,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CENTRO SERVICES INC.
(A Development Stage Company)
BALANCE SHEET
(unaudited)

	March 31, 2004 $	December 31, 2003 $

ASSETS

CURRENT ASSETS

Cash	683	707

LONG TERM

Incorporation and start up costs

	683	707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	650	0
Advances from Shareholders	12	12

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Capital Stock
Common Stock, par value of $.001 each
100,000,000 shares authorized
4,526,000 issued and outstanding	4,526	4,526
Deficit accumulated during development stage	(4,505)	(3,831)
	21	695
	683	707

The accompanying notes are an integral part of these interim financial statements.

CENTRO SERVICES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
GENERAL AND ADMINISTRATIVE EXPENSES

Bank Charges	$24	$19
Accounting and filing costs	650	732

NET LOSS FOR THE
PERIOD	$674	$751

BASIC NET LOSS
PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	4,526,000	4,526,000

The accompanying notes are an integral part of these interim financial statements.

CENTRO SERVICES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(674)	$(751)
Increase in Accounts Payable	(650)	(732)

NET CASH USED IN
OPERATING ACTIVITIES	(24)	(19)

CASH USED IN INVESTING ACTIVITIES
Incorporation and filing costs	0	0

CASH FLOWS FROM
FINANCING ACTIVITIES
Advances from shareholder	0	0
Common shares issued	0	0

NET CASH FLOWS
FROM FINANCING ACTIVITES	0	0

INCREASE (DECREASE)
IN CASH	(24)	(19)
CASH, BEGINNING OF
PERIOD	707	2,132

CASH, END OF PERIOD	$683	$2,113

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

(d) Foreign Currency Translation

These financial are presented in United States dollars. In accordance with Statement of Financial  Accounting Standards No. 52, foreign denominated monetary assets and liabilities are translated to  their U.S. dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue  and expenses are translated at average rates of exchange during the year. Related translation  adjustments are reported as a separate component of stockholder's equity, whereas gains or losses  resulting from foreign currency transactions are included in results of operations.

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

NOTE 3- RELATED PARTY TRANSACTIONS

A certain director has provided a cash advance totalling $12 at March 31, 2004. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

NOTE 4 – AMENDED DECEMBER 31, 2002 FINANICAL STATEMENTS

The December 31, 2003 Financial Statements were amended to reflect the change in recognition of incorporation costs as a period expense ($2,082) rather than capitalizing as an intangible long term asset.

STOCK BASED COMPENSATION

The Company has not granted or paid any stock based compensation.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after September 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivate, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of the SFAS No. 149 will not have a material effect on the Company's financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest equities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue", the negative of the terms or other comparable terminology. Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed materially from any forward-looking statements. The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. Such information constitutes harbor for forward-looking statements. However, the company, as a penny stock company, cannot claim this safe harbor.

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

For the three months ended March 31, 2004 the Registrant incurred bank charges of $24 (March 31, 2003 - $19).

For the three months ended March 31 30, 2004 the Registrant had a net loss of $674 or 0.00 cents per share (March 31, 2003 - $751).

Liquidity and Capital Resources

During the three months ended March 31, 2004 the Registrant used $0 in cash for investing activities. As at March 31, 2004 the Registrant had $683 cash in the bank (December 31, 2003 - $707).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 (C) and 15-d-14 (C) as of a date (the "Evaluation Date") within 90 days of filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended March 31, 2004.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-QSB filed on July 17, 2002).

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on July 17, 2002).

3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on July 17, 2002.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRO SERVICES, INC.

Dated: May 15th, 2004	By: /s/ Keith Attoe

Keith Attoe, President and Director

Dated: May 15th, 2004	By: /s/ Gerry Racicot

Gerry Racicot, Treasurer, Chief Financial Officer, Principle Accounting Officer and Director